Form 10-Q
period 2011-02-28
Emerging Growth Acquisitions I, Inc.
filed 2011-04-13
CIK 1501804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to __________.

Commission file number 000-53875

EMERGING GROWTH ACQUISITIONS I, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3492854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Park Avenue, 7th Floor New York, New York	10177
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 705-4293

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                Accelerated filer  ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)               Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of April 13, 2011, there were 100,000 shares of Common Stock, par value $0.001 per share, outstanding.

Item 1. Financial Statements.

EMERGING GROWTH ACQUISITIONS I, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF FEBRUARY 28, 2011, (UNAUDITED) AND AS OF AUGUST 31, 2010

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2011 AND FOR THE PERIOD FROM JULY 19, 2010 (INCEPTION) TO FEBRUARY 28, 2011 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JULY 19, 2010 (INCEPTION) TO FEBRUARY 28, 2011 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED FEBRUARY 28, 2011 AND FOR THE PERIOD FROM JULY 19, 2010 (INCEPTION) TO FEBRUARY 28, 2011 (UNAUDITED)

PAGES	5 - 8	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Emerging Growth Acquisitions I, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	February 28, 2011	August 31, 2010
	(Unaudited)

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$5,462	$-
Loans Payable - Related Party	5,300	725
Total Liabilities	10,762	725

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 100,000 shares and 100,000 shares
issued and outstanding, respectively	100	100
Additional paid-in capital	16,051	3,003
Deficit accumulated during the development stage	(26,913)	(3,828)
Total Stockholders' Deficiency	(10,762)	(725)

Total Liabilities and Stockholders' Deficiency	$-	$-

See accompanying notes to condensed unaudited financial statements

Emerging Growth Acquisitions I, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three	For the Six	For the period from July 19, 2010
	Months Ended February 28, 2011	Months Ended February 28, 2011	(Inception) to February 28, 2011
Operating Expenses
Professional fees	$2,038	$7,813	$7,813
General and administrative	7,730	15,224	19,049
Total Operating Expenses	9,768	23,037	26,862

Loss from Operations	(9,768)	(23,037)	(26,862)

Other Expense
Interest Expense	(37)	(48)	(51)

Total Other Expense	(37)	(48)	(51)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(9,805)	(23,085)	(26,913)

Provision for Income Taxes	-	-	-

NET LOSS	$(9,805)	$(23,085)	$(26,913)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	100,000	100,000	100,000

See accompanying notes to condensed unaudited financial statements

Emerging Growth Acquisitions I, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the period from July 19, 2010 (Inception) to February 28, 2011
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during the	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance July 19, 2010	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founders ($0.001 per share)	-	-	100,000	100	-	-	100

In kind contribution of services	-	-	-	-	3,000	-	3,000

In kind contribution of interest	-	-	-	-	3	-	3

Net loss for the period July 19, 2010 (Inception) to August 31, 2010	-	-	-	-	-	(3,828)	(3,828)

Balance, August 31, 2010	-	-	100,000	100	3,003	(3,828)	(725)

In kind contribution of services	-	-	-	-	13,000	-	13,000

In kind contribution of interest	-	-	-	-	48	-	48

Net loss for the six months ended February 28, 2011	-	-	-	-	-	(23,085)	(23,085)

Balance, February 28, 2011	-	$-	100,000	$100	$16,051	$(26,913)	$(10,762)

See accompanying notes to condensed unaudited financial statements

Emerging Growth Acquisitions I, Inc.
(A Development Stage Company)
Condened Statements of Cash Flows
(Unaudited)

	For the Six	For the period from July 19, 2010
	Months Ended February 28, 2011	(Inception) to February 28, 2011
Cash Flows Used in Operating Activities:
Net Loss	$(23,085)	$(26,913)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	13,000	16,000
In-kind contribution of interest	48	51
Shares issued to founder for services	-	100
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	5,462	5,462
Net Cash Used In Operating Activities	(4,575)	(5,300)

Cash Flows From Financing Activities:
Proceeds from loans payable- related party	4,575	5,300
Net Cash Provided by Financing Activities	4,575	5,300

Net Increase in Cash	-	-

Cash at Beginning of Period	-	-

Cash at End of Period	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed unaudited financial statements

EMERGING GROWTH ACQUISITIONS I, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2011
(UNAUDITED)

NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

Emerging Growth Acquisitions I, Inc., (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on July 19, 2010.  The Company was formed to provide business services and financing to emerging growth entities.

Activities during the development stage include developing the business plan and raising capital.

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At February 28, 2011 and August 31, 2010, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of February 28, 2011 there were no common share equivalents outstanding.

EMERGING GROWTH ACQUISITIONS I, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2011
(UNAUDITED)

(E) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carryingamounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

NOTE 2          STOCKHOLDERS’EQUITY

(A) In-Kind Contribution

For the six months ended February 28, 2011, shareholders of the Company contributed services having a fair value of $13,000 (See Note 4).  The fair value of the services was based on the estimate contributed by the shareholders.  The $13,000 of services contributed by the shareholders is included in operating expenses.  This amount represents the fair value assigned to general and administrative services provided by the shareholders to handle the day to day responsibilities of the Company, as well as various filing fees.

For the six months ended February 28, 2011, the Company recorded $48 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 4).

For the period ended August 31, 2010, shareholders of the Company contributed services having a fair value of $3,000 (See Note 4). The fair value of the services was based on the estimate contributed by the shareholders.  The $3,000 of services contributed by the shareholders is included in operating expenses. This amount represents the fair value assigned to general and administrative services provided by the shareholders to handle the day to day responsibilities of the Company, as well as various filing fees.

EMERGING GROWTH ACQUISITIONS I, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2011
(UNAUDITED)

For the period ended August 31, 2010, the Company recorded $3 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 4).

(B) Stock Issued for Services

On July 19, 2010, the Company issued 50,000 shares of common stock to its co-founder and Chief Financial Officer having a fair value of $50 ($0.001/share) in exchange for services provided (See Note 4).

On July 19, 2010, the Company issued 50,000 shares of common stock to aco-founder having a fair value of $50 ($0.001/share) in exchange for services provided.(See Note 4).

NOTE 3         LOANS PAYABLE – RELATED PARTY

On February 8, 2011, the Company received $3,825 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing, unsecured and is due on demand (See Note 4).

On November 5, 2010, the Company received $750 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing, unsecured and is due on demand (See Note 4).

On August 31, 2010, the Company received $725 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing, unsecured and is due on demand (See Note 4).

NOTE 4         RELATED PARTY TRANSACTIONS

For the six months ended February 28, 2011, shareholders of the Company contributed services having a fair value of $13,000 (See Note 2(A)).

For the period ended August 31, 2010, shareholders of the Company contributed services having a fair value of $3,000 (See Note 2(A)).

For the six months ended February 28, 2011, the Company recorded $48 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 2(A)).

For the period ended August 31, 2010, the Company recorded $3 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 2(A)).

EMERGING GROWTH ACQUISITIONS I, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2011
(UNAUDITED)

On July 19, 2010, the Company issued 50,000 shares of common stock to its co-founder having a fair value of $50 ($0.001/share) in exchange for services and cash provided (See Note 2 (A)).

On July 19, 2010, the Company issued 50,000 shares of common stock to its co-founder having a fair value of $50 ($0.001/share in exchange for services and cash provided (See Note 2(A)).

On February 8, 2011, the Company received $3,825 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing, unsecured and is due on demand (See Note 3).

On November 5, 2010, the Company received $750 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing, unsecured and is due on demand (See Note 3).

On August 31, 2010, the Company received $725 from the principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing, unsecured and is due on demand (See Note 3).

NOTE 5         GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with no operations, used cash in operations of $5,300from inception and has a net loss since inception of $26,913. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through shareholder loans and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6         SUBSEQUENT EVENT

In preparing these financial statements, we have evaluated events and transactions for potential recognition or disclosure through April 6, 2011, the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed results of operations, financial condition and liquidity position for the three months ended February 28, 2011. These financial statements should be read in conjunction with the financial statements of the Company for the year ended August 31, 2010and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form 10, which was declared effective on November 24, 2010.  The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth and competition; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission (“SEC”).

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report.

Overview

(a) Business Development

Emerging Growth Acquisitions I, Inc. (“we,” “us,” “our,” the "Company" or the "Company") was incorporated in the State of Nevada on July 19, 2010 (“inception”). Since inception the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company. The Company selected August 31 as its fiscal year end.

(b) Business of Issuer

The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Amit Tandon, the officer and director of the Company. As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a)  Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)  Strength and diversity of management, either in place or scheduled for recruitment;

(d)  Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)  The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f)  The extent to which the business opportunity can be advanced;

(g)  The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)  Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.  We do not intend to solicit prospective investors for any transaction. We will rely on word of mouth to locate potential merger candidates.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all, or a majority of, the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. Our sole officer and director, Amit Tandon, has agreed not to be compensated as he seeks business combinations. We anticipate providing limited compensation to our affiliate(s), approximately between 5% and 10% of any funds received, including amounts paid for reimbursement for services rendered, post-transaction employment, capital advances, and expenses incurred by our affiliates as we seek a business combination. However, at this time there is no written agreement to provide compensation to any of our affiliate(s).

We presently have no employees apart from our management. Our officer and director is engaged in outside business activities and anticipates that he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

(c) Reports to security holders.

(1) The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

(2) The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act.

(3) The public may read and copy any materials the Company files with the SEC in the SEC's Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Results of Operations for the six-month period ending February 28, 2011

Revenues.    We had no revenues for the six months ended February 28, 2011.  We are in the development stage and no revenue activities have begun yet.

Operating expenses    We incurred $23,037 in operating expenses, including professional fees and general administrative costs, during the six-month period ending February 28, 2011.

Liquidity and Capital Resources

As of April 13, 2011 the Company has no cash on hand.  The Company does not have enough cash to continue operations for the next twelve months.

Cash provided by financing activities for the six-month period ended February 28, 2011 was $4,575, which has been used to fund the initial costs to start the Company.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid for by Amit Tandon, our President and sole director. We currently have no written contractual agreements in place with Mr. Tandon to provide such funding; however, Mr. Tandon has verbally agreed to provide such funding until we engage in business activities that provide cash flow sufficient to cover the costs of investigating and analyzing business combinations. A description of the oral arrangement between the Company and Mr. Tandon is attached as Exhibit 10.1 to the Amended Form 10 filed on September 24, 2010.

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with no operations, used cash in operations of $5,300 from inception and has a net loss since inception of $26,913.    This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through shareholder loans and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Recent Accounting Pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25-14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity
2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture
3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.
2.
Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.
Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.
Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.
Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.
An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.
An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.
The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.	Be commensurate with either of the following:
	a.	The vendor's performance to achieve the milestone
	b.	The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone
2.	Relate solely to past performance
3.	Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.	A description of the overall arrangement
2.	A description of each milestone and related contingent consideration
3.	A determination of whether each milestone is considered substantive
4.	The factors that the entity considered in determining whether the milestone or milestones are substantive
5.	The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.	Revenue
2.	Income before income taxes
3.	Net income
4.	Earnings per share
5.	The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the three months ended February 28, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended February 28, 2011.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended February 28, 2011.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer.

32.1	Section 906 Certification of Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGING GROWTH ACQUISITIONS I, INC.

Date: April 13, 2011	By:	/s/ Amit Tandon
Amit Tandon, President
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer, Director