Form 10-Q
period 2011-05-31
Emerging Growth Acquisitions I, Inc.
filed 2011-07-14
CIK 1501804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________  to __________

Commission file number: 000-53875

EMERGING GROWTH ACQUISITIONS I, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3492854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Park Avenue, 7th Floor New York, New York	10177
(Address of principal executive offices)	(Zip Code)

(212) 705-4293
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

As of July 13, 2011, there were 100,000 shares of Common Stock, par value $0.001 per share, outstanding.

EMERGING GROWTH ACQUISITIONS 1, INC.

QUARTERLY REPORT ON FORM 10-Q
May 31, 2011

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

EMERGING GROWTH ACQUISITIONS I, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF MAY 31, 2011, (UNAUDITED) AND AS OF AUGUST 31, 2010.

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND FOR THE PERIOD FROM JULY 19, 2010 (INCEPTION) TO MAY 31, 2011 (UNAUDITED).

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JULY 19, 2010 (INCEPTION) TO MAY 31, 2011 (UNAUDITED).

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MAY 31, 2011 AND FOR THE PERIOD FROM JULY 19, 2010 (INCEPTION) TO MAY 31, 2011 (UNAUDITED).

PAGES	6 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Emerging Growth Acquisitions I, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	May 31, 2011	August 31, 2010
	(Unaudited)

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$8,644	$-
Loans Payable - Related Party	5,300	725
Total Liabilities	13,944	725

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	$-	$-
Common stock, $0.001 par value; 100,000,000 shares authorized, 100,000 shares and 100,000 shares
issued and outstanding, respectively	100	100
Additional paid-in capital	22,631	3,003
Deficit accumulated during the development stage	(36,675)	(3,828)
Total Stockholders' Deficiency	(13,944)	(725)

Total Liabilities and Stockholders' Deficiency	$-	$-

See accompanying notes to condensed unaudited financial statements.

Emerging Growth Acquisitions I, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three	For the Nine	For the period from July 19, 2010
	Months Ended May 31, 2011	Months Ended May 31, 2011	(Inception) to May 31, 2011
Operating Expenses
Professional fees	$2,182	$9,995	$9,995
General and administrative	7,500	22,724	26,549
Total Operating Expenses	9,682	32,719	36,544

Loss from Operations	(9,682)	(32,719)	(36,544)

Other Expense
Interest Expense	(80)	(128)	(131)

Total Other Expense	(80)	(128)	(131)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(9,762)	(32,847)	(36,675)

Provision for Income Taxes	-	-	-

NET LOSS	$(9,762)	$(32,847)	$(36,675)

Net Loss Per Share - Basic and Diluted	$(0.10)	$(0.33)	$(0.37)

Weighted average number of shares outstanding	100,000	100,000	100,000
during the period - Basic and Diluted

See accompanying notes to condensed unaudited financial statements.

Emerging Growth Acquisitions I, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the period from July 19, 2010 (Inception) to May 31, 2011
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during the	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance July 19, 2010	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founders ($0.001 per share)	-	-	100,000	100	-	-	100

In kind contribution of services	-	-	-	-	3,000	-	3,000

In kind contribution of interest	-	-	-	-	3	-	3

Net loss for the period July 19, 2010 (Inception) to August 31, 2010	-	-	-	-	-	(3,828)	(3,828)

Balance, August 31, 2010	-	-	100,000	100	3,003	(3,828)	(725)

In kind contribution of services	-	-	-	-	19,500	-	19,500

In kind contribution of interest	-	-	-	-	128	-	128

Net loss for the nine months ended May 31, 2011	-	-	-	-	-	(32,847)	(32,847)

Balance, May 31, 2011	-	$-	100,000	$100	$22,631	$(36,675)	$(13,944)

See accompanying notes to condensed unaudited financial statements.

Emerging Growth Acquisitions I, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months	For the period from July 19, 2010
	Ended May 31, 2011	(Inception) to May 31, 2011
Cash Flows Used in Operating Activities:
Net Loss	$(32,847)	$(36,675)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	19,500	22,500
In-kind contribution of interest	128	131
Shares issued to founder for services	-	100
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	8,644	8,644
Net Cash Used In Operating Activities	(4,575)	(5,300)

Cash Flows From Financing Activities:
Proceeds from loan payable- Related party	4,575	5,300
Net Cash Provided by Financing Activities	4,575	5,300

Net Increase in Cash	-	-

Cash at Beginning of Period	-	-

Cash at End of Period	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed unaudited financial statements.

EMERGING GROWTH ACQUISITIONS I, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MAY 31, 2011
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At May 31, 2011 and August 31, 2010, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of May 31, 2011 there were no common share equivalents outstanding.

EMERGING GROWTH ACQUISITIONS I, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MAY 31, 2011
(UNAUDITED)

(E) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

NOTE 2	STOCKHOLDERS’ EQUITY

(A) In-Kind Contribution

For the nine months ended May 31, 2011, shareholders of the Company contributed services having a fair value of $19,500 (See Note 4).  The fair value of the services was based on the estimate contributed by the shareholders.  The $19,500 of services contributed by the shareholders is included in operating expenses.  This amount represents the fair value assigned to general and administrative services provided by the shareholders to handle the day to day responsibilities of the Company, as well as various filing fees.

For the nine months ended May 31, 2011, the Company recorded $128 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 4).

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

EMERGING GROWTH ACQUISITIONS I, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MAY 31, 2011
(UNAUDITED)

For the period ended August 31, 2010, the Company recorded $3 of imputed interest related to shareholder loan payable as an in-kind contribution (See Note 4).

(B) Stock Issued for Services

On July 19, 2010, the Company issued 50,000 shares of common stock to its co-founder and Chief Financial Officer having a fair value of $50 ($0.001/share) in exchange for services provided (See Note 4).

On July 19, 2010, the Company issued 50,000 shares of common stock to a co-founder having a fair value of $50 ($0.001/share) in exchange for services provided. (See Note 4).

NOTE 3             LOAN PAYABLE – RELATED PARTY

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

NOTE 4             RELATED PARTY TRANSACTIONS

For the nine months ended May 31, 2011, shareholders of the Company contributed services having a fair value of $19,500 (See Note 2(A)).

For the period ended August 31, 2010, shareholders of the Company contributed services having a fair value of $3,000 (See Note 2(A)).

For the nine months ended May 31, 2011, the Company recorded $128 of imputed interest related to shareholder loan payable as an in-kind contribution (See Note 2(A)).

For the period ended August 31, 2010, the Company recorded $3 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 2(A)).

On July 19, 2010, the Company issued 50,000 shares of common stock to its co-founder having a fair value of $50 ($0.001/share) in exchange for services provided (See Note 2 (B)).

EMERGING GROWTH ACQUISITIONS I, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MAY 31, 2011
(UNAUDITED)

On July 19, 2010, the Company issued 50,000 shares of common stock to its co-founder having a fair value of $50 ($0.001/share) in exchange for services provided (See Note 2 (B)).

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

NOTE 5             GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with no operations, used cash in operations of $5,300 from inception and has a net loss since inception of $36,675.  The Company also has a working capital deficiency of $13,944.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through shareholder loans and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6             SUBSEQUENT EVENT

On June 9, 2010, the Company received $1,295 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing, unsecured and is due on demand.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

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

The analysis of new business opportunities will be undertaken by or under the supervision of Amit Tandon, the principal executive officer and director of the Company. As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

Results of Operations

Revenues

We had no revenues for the nine months ended May 31, 2011.  We are in the development stage and no revenue activities have begun yet.

Operating expenses

We incurred $32,847 in operating expenses, including professional fees and general administrative costs, during the nine-month period ending May 31, 2011.

Liquidity and Capital Resources

As of July 13, 2011 the Company has no cash on hand.  The Company does not have enough cash to continue operations for the next twelve months.

Cash provided by financing activities for the nine-month period ended May 31, 2011 was $4,575, which has been used to fund the initial costs to start the Company.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid for by Amit Tandon, our principal executive officer and sole director. We currently have no written contractual agreements in place with Mr. Tandon to provide such funding; however, Mr. Tandon has verbally agreed to provide such funding until we engage in business activities that provide cash flow sufficient to cover the costs of investigating and analyzing business combinations. A description of the oral arrangement between the Company and Mr. Tandon is attached as Exhibit 10.1 to the Amended Form 10 filed on September 24, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Going Concern

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with no operations, used cash in operations of $5,300 from inception and has a net loss since inception of $36,675. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through shareholder loans and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the nine months ended May 31, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGING GROWTH ACQUISITIONS I, INC.

Date: July 13, 2011	By:	/s/ Amit Tandon
Amit Tandon, President
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer, Director