Form 10-K
period 2011-08-31
Emerging Growth Acquisitions I, Inc.
filed 2012-04-05
CIK 1501804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-53875

EMERGING GROWTH ACQUISITIONS I, INC.
(Exact name of registrant as specified in its charter)

NEVADA	27-3492854
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

250 Park Avenue, 7th Floor
New York, New York	10177
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 705-4293

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 28, 2011: None.

As of April 5, 2012, there were approximately 100,000 shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements discuss matters that are not historical facts.    Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions.  Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties.  Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.  These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements.  In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.  All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Emerging Growth Acquisitions I, Inc.  “SEC” refers to the Securities and Exchange Commission.

PART I

Item 1.	Business.

Overview

History

Emerging Growth Acquisitions I, Inc.  (the "Company") was incorporated in the State of Nevada on July 19, 2010 (“inception”). Since inception the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company. The Company selected August 31 as its fiscal year end.

Our sole officer and director, Amit Tandon, is a co-founder and Chief Executive Officer of Emissary Capital Group, LLC (“Emissary”).  Emissary is an emerging markets focused merchant banking firm headquartered in midtown Manhattan.  Pursuant to Rule 405 under the Securities Act of 1933, Emissary is not considered a promoter because it did not directly or indirectly take initiative in founding and organizing the business or enterprise of the Company.  In addition, Emissary did not directly or indirectly receive in consideration of services or property, or both services and property, 10 percent or more of any class of securities of the Company or 10 percent or more of the proceeds from the sale of any class of such securities.

Business activities

The Company, based on proposed business activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

Item 1B.       Unresolved Staff Comments

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Properties.

We neither rent nor own any properties.  We utilize the office space and equipment of our management at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our Common Stock is not trading on any stock exchange. Additionally, there is no established public trading market for our common stock. The Company is not aware of any market activity in its Common Stock since its inception through the date of this filing.

Holders.

As of April 4, 2012, there are two (2) record holders of an aggregate of 100,000 shares of the Common Stock issued and outstanding.

Dividends.

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs.  In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Overview

The Company was incorporated in the State of Nevada on July 19, 2010. Since inception the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.

Results of Operations

Revenues

We had no revenues for the year ended August 31, 2011 and no revenues for the year ended August 31, 2010.  We are in the development stage and no revenue activities have begun yet.

Operating expenses

We incurred $41,330 in operating expenses, including professional fees and general administrative costs, during the year ended August 31, 2011 as compared to $3,825 for the period of inception to August 31, 2010.

Liquidity and Capital Resources

As of August 31, 2011 the Company has no cash on hand.  The Company does not have enough cash to continue operations for the next twelve months.

Cash provided by financing activities for the year ended August 31, 2011 was $4,575, which has been used to fund the initial costs to start the Company.

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

Going Concern

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, used cash in operations of $5,300 from inception and has a net loss since inception of $45,366 and a stockholders’ deficiency of $16,055. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through shareholder loans and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In June, 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, Comprehensive Income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively.

Additionally, the FASB issued a second amendment to ASC Topic 220 in December 2011, ASU No. 2011-12, which allows companies the ability to defer certain aspects of ASU 2011-05. For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments do not require any transition disclosures.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

EMERGING GROWTH ACQUISITIONS I, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-3	BALANCE SHEETS AS OF AUGUST 31, 2011 AND 2010

PAGE	F-4	STATEMENT OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2011AND FOR THE PERIOD FROM JULY 19, 2010 (INCEPTION) TO AUGUST 31, 2010 AND FOR THE PERIOD FROM JULY 19, 2010 (INCEPTION) TO AUGUST 31, 2011

PAGE	F-5	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JULY 19, 2010 (INCEPTION) TO AUGUST 31, 2011

PAGE	F-6	STATEMENT OF CASH FLOWS FOR THE YEAR ENDED AUGUST 31, 2011 AND FOR THE PERIOD FROM JULY 19, 2010 (INCEPTION) TO AUGUST 31, 2010 AND FOR THE PERIOD FROM JULY 19, 2010 (INCEPTION) TO AUGUST 31, 2011

PAGES	F-7 - F-12	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Emerging Growth Acquisitions I, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Emerging Growth Acquisitions I, Inc. (a development stage company) (the “Company”) as of August 31, 2011 and 2010 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the year ended August 31, 2011, the period from July 19, 2010 (inception) to August 31, 2010 and the period from July 19, 2010 (inception) to August 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Emerging Growth Acquisitions I, Inc. (a development stage company) as of August 31, 2011 and 2010 and the results of its operations and its cash flows for the year ended August 31, 2011, the period from July 19, 2010 (inception) to August 31, 2010 and the period from July 19, 2010 (inception) to August 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company is in the development stage with no operations, a net loss of $45,366 from inception, used cash in operations of $5,300 from inception and stockholders’ deficiency of $16,055. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
April 4, 2012

1500 Gateway Boulevard, Suite 202 i Boynton Beach, FL  33426
Telephone: (561) 752-1721 i Fax: (561) 734-8562
www.cpawebb.com

Emerging Growth Acquisitions I, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS
	August 31, 2011	August 31, 2010

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$10,755	$-
Loans Payable - Related Party	5,300	725
Total Liabilities	16,055	725

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	$-	$-
Common stock, $0.001 par value; 100,000,000 shares authorized, 100,000 shares and 100,000 shares
issued and outstanding, respectively	100	100
Additional paid-in capital	29,211	3,003
Deficit accumulated during the development stage	(45,366)	(3,828)
Total Stockholders' Deficiency	(16,055)	(725)

Total Liabilities and Stockholders' Deficiency	$-	$-

See accompanying to financial statements

Emerging Growth Acquisitions I, Inc.
(A Development Stage Company)
Statements of Operations

		For the Period from	For the Period from
	For the Year Ended	July 19, 2010 (Inception)	July 19, 2010 (Inception)
	August 31, 2011	to August 31, 2010	to August 31, 2011
Operating Expenses
Professional fees	$11,734	$-	$11,734
General and administrative	29,596	3,825	33,421
Total Operating Expenses	41,330	3,825	45,155

Loss from Operations	(41,330)	(3,825)	(45,155)

Other Expense
Interest Expense	(208)	(3)	(211)

Total Other Expense	(208)	(3)	(211)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(41,538)	(3,828)	(45,366)

Provision for Income Taxes	-	-	-

NET LOSS	$(41,538)	$(3,828)	$(45,366)

Net Loss Per Share - Basic and Diluted	$(0.42)	$(0.04)	$(0.46)

Weighted average number of shares outstanding	100,000	100,000	100,000
during the period - Basic and Diluted

See accompanying to financial statements

Emerging Growth Acquisitions I, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficiency
For the period from July 19, 2010 (Inception) to August 31, 2011

						Deficit
	Preferred Stock		Common Stock		Additional	Accumulated During The	Total
					Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency

Balance July 19, 2010	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founders ($0.001 per share)	-	-	100,000	100	-	-	100

In kind contribution of services	-	-	-	-	3,000	-	3,000

In kind contribution of interest	-	-	-	-	3	-	3

Net loss for the period July 19, 2010 (Inception) to August 31, 2010	-	-	-	-	-	(3,828)	(3,828)

Balance, August 31, 2010	-	-	100,000	100	3,003	(3,828)	(725)

In kind contribution of services	-	-	-	-	26,000	-	26,000

In kind contribution of interest	-	-	-	-	208	-	208

Net loss for the year ended August 31, 2011	-	-	-	-	-	(41,538)	(41,538)

Balance, August 31, 2011	-	$-	100,000	$100	$29,211	$(45,366)	$(16,055)

See accompanying to financial statements

Emerging Growth Acquisitions I, Inc.
(A Development Stage Company)
Statements of Cash Flows

		For the Period from	For the Period from
	For the Year Ended	July 19, 2010 (Inception)	July 19, 2010 (Inception)
	August 31, 2011	to August 31, 2010	to August 31, 2011

Cash Flows Used in Operating Activities:
Net Loss	$(41,538)	$(3,828)	$(45,366)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	26,000	3,000	29,000
In-kind contribution of interest	208	3	211
Shares issued to founder for services	-	100	100
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	10,755	-	10,755
Net Cash Used In Operating Activities	(4,575)	(725)	(5,300)

Cash Flows From Financing Activities:
Proceeds from loan payable- Related party	4,575	725	5,300
Net Cash Provided by Financing Activities	4,575	725	5,300

Net Increase in Cash	-	-	-

Cash at Beginning of Period	-	-	-

Cash at End of Period	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying to financial statements

EMERGING GROWTH ACQUISITIONS I, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2011 AND 2010

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Emerging Growth Acquisitions I, Inc., (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on July 19, 2010.  The Company was formed to provide business services and financing to emerging growth entities.

Activities during the development stage include developing the business plan and raising capital.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates. Significant estimates include the fair value of contributed services and valuation allowance of deferred tax assets.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At August 31, 2011 and August 31, 2010, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of August 31, 2011 and 2010 there were no common share equivalents outstanding.

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

EMERGING GROWTH ACQUISITIONS I, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2011 AND 2010

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	8/31/2011	8/31/2010

Deferred tax liability	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	5,459	247
Valuation Allowance	(5,459)	(247)
Net deferred tax asset	-	-
Net deferred tax liability		-
	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2031.

As of August 30, 2011 and 2010, the Company has a net operating loss carryforward of approximately $16,055 and $725, available to offset future taxable income through August 31, 2031.  The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2031.

The net change in the valuation allowance for the years ended Augusts 31, 2011 and 2010 was an increase of $5,459 and 247, respectively. The tax years 2011 and 2010 are currently open for review, by statute by the Internal Revenue Service. However, there are no examinations currently in progress.

The components of income tax expense related to continuing operations are as follows:

	2011	2010
Federal
Current	$-	$-
Deferred	-	-
	$-	$-
State and Local
Current	$-	$-
Deferred	-	-
	$-	$-

EMERGING GROWTH ACQUISITIONS I, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2011 AND 2010

The Company's income tax expense differed from the statutory rates (federal 34%) as follows:

	8/31/2011	8/31/2010
Statutory rate applied to earnings before income taxes:	$(14,123)	$(1,302)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Change in deferred tax asset valuation allowance	5,212	247
Non-deductible expenses	8,911	1,055
Income Tax Expense	$-	$-

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

(H) Recent Accounting Pronouncements

In June, 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, Comprehensive Income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively.

EMERGING GROWTH ACQUISITIONS I, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2011 AND 2010

Additionally, the FASB issued a second amendment to ASC Topic 220 in December 2011, ASU No. 2011-12, which allows companies the ability to defer certain aspects of ASU 2011-05. For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments do not require any transition disclosures.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.

NOTE 2	STOCKHOLDERS’ EQUITY

(A) In-Kind Contribution

For the year ended August 31, 2011, shareholders of the Company contributed services having a fair value of $26,000 (See Note 4).  The fair value of the services was based on the estimate contributed by the shareholders. The $26,000 of services contributed by the shareholders is included in operating expenses. This amount represents the fair value assigned to general and administrative services provided by the shareholders to handle the day to day responsibilities of the Company, as well as various filing fees (See Note 4).

For the year ended August 31, 2011, the Company recorded $208 of imputed interest related to shareholder loan payable as an in-kind contribution (See Note 4).

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

EMERGING GROWTH ACQUISITIONS I, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2011 AND 2010

(B) Stock Issued for Services

On July 19, 2010, the Company issued 50,000 shares of common stock to its co-founder and President having a fair value of $50 ($0.001/share) in exchange for services provided (See Note 4).

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

NOTE 4              RELATED PARTY TRANSACTIONS

For the year ended August 31, 2011, shareholders of the Company contributed services having a fair value of $26,000 (See Note 2 (A)).

For the period ended August 31, 2010, shareholders of the Company contributed services having a fair value of $3,000 (See Note 2(A)).

For the year ended August 31, 2011, the Company recorded $208 of imputed interest related to shareholder loan payable as an in-kind contribution (See Note 2(A)).

For the period ended August 31, 2010, the Company recorded $3 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 2(A)).

On July 19, 2010, the Company issued 50,000 shares of common stock to its co -founder  and President having a fair value of $50 ($0.001/share) in exchange for services and cash provided (See Note 2 (B)).

On July 19, 2010, the Company issued 50,000 shares of common stock to a co -founder  having a fair value of $50 ($0.001/share) in exchange for services and cash provided (See Note 2 (B)).

EMERGING GROWTH ACQUISITIONS I, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2011 AND 2010

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

NOTE 5              GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, used cash in operations of $5,300 from inception and has a net loss since inception of $45,366 and a stockholders’ deficiency of $16,055. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through shareholder loans and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of August 31, 2011, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the  fourth quarter of the fiscal year ended August 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We currently do not have a Chief Executive or Chief Financial Officer. Our sole officer serves as president and director, has served since inception and additional information concerning him is as follows:

Name	Age	Position

Amit Tandon	39	President and Director

Amit Tandon, President and Director

Amit Tandon has served as the sole officer and director of  the Company since July 19, 2010. He has served in no other directorships except India Clean Energy and Cavalier Holdings as described herein. In November of 2008, Mr. Tandon co-founded Emissary Capital Group, LLC, and since inception to date has served as its Chairman and Chief Executive Officer.  Emissary Capital Group, LLC provides strategic consulting and research services to emerging growth companies primarily based in India and China. In addition, since August 28, 2009, Mr. Tandon has served as the Chairman and Chief Executive Officer of Cavalier Holdings, a holding company which acquired Emissary Capital Group, LLC in August 2009.  Additionally, since July 2009, Mr. Tandon has served as director of India Clean Energy, Inc., a private company that focuses on clean energy.  From 2006 until November 2008, Mr. Tandon worked as an independent consultant providing business development advice, strategic consulting, and management consulting and corporate governance advisory services to emerging growth companies in India and China. From 2003 to 2006, Mr. Tandon served as General Counsel (2003), Managing Director (2004), and Chief Executive Officer (2005) of New York Global Group, Inc., a company which specializes in providing strategic consulting services to emerging growth Chinese companies.  From 2000 through 2003, Mr. Tandon was a corporate attorney with White & Case in its New York offices.  Additionally, from 1999 through 2000, Mr. Tandon was a corporate attorney with Thacher Proffitt in its New York offices.  He earned his Bachelor of Arts degree from Cornell University in 1993, a postgraduate degree in law from the New York University School of Law in 1999 and a Juris Doctorate from the University at Buffalo School of Law in 1996. He also remains a duly licensed attorney in the United States in the states of New York and Connecticut.   We believe that Mr. Tandon’s legal education, corporate law knowledge, and previous business experience as a chief executive officer and independent consultant qualify him to serve as President and director of the Company.

Employment Agreements

We do not have an employment agreement with our officer and director.

Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.  Such persons are also required to furnish Coastline Corporate Services, Inc. with copies of all forms so filed.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this report, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

Item 11. Executive Compensation.

Our sole officer and director has not received any cash remuneration since inception. Additionally, our sole officer and director intends to devote very limited time to our affairs. Our sole officer and director and majority shareholder intend to profit from our involvement in this company buy consummating a business combination with a private entity that will compensate our sole officer and director and majority shareholder for, including but not limited to, past services, post transaction employment, selling shares or entering into a share repurchase agreement.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Amit Tandon, President and Director	2010 2011	$ $	0 0	0 0	0 0	0 0	0 0	0 0	50* 0	$ $	50 0

*The compensation earned or paid by the Company to its named sole officer and director is in connection with the issuance of fifty thousand (50,000) common shares valued at $0.001 per share.

Option Grants

We had no outstanding equity awards as of the end of fiscal 2011.

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during fiscal 2011 by the executive officers.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2011 under any long-term incentive plan.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We have no other employment agreements with any of our executive officers.

Director Compensation

We have provided no compensation to our directors for their services provided as directors.

Compensation Committee Interlocks and Insider Participation

Our Board of Directors does not have a compensation committee and the entire Board of Directors performs the functions of a compensation committee.  No member of our Board of Directors has a relationship that would constitute an interlocking relationship with our executive officers or directors or another entity.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 4, 2012, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 4, 2012. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 4, 2012 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Amit Tandon(1) 250 Park Avenue, 7th Floor New York, NY 10017	50,000(1)	50%

Ajay Tandon 250 Park Avenue, 7th Floor New York, NY 10017	50,000	50%
All directors and officers as a group (1 person)	50,000	50%

(1)	Amit Tandon serves as President and Director of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

For the year ended August 31, 2011, shareholders of the Company contributed services having a fair value of $26,000. For the period ended August 31, 2010, shareholders of the Company contributed services having a fair value of $3,000.

For the year ended August 31, 2011, the Company recorded $208 of imputed interest related to shareholder loan payable as an in-kind contribution. For the period ended August 31, 2010, the Company recorded $3 of imputed interest related to shareholder loans payable as an in-kind contribution.

On July 19, 2010, we issued 50,000 shares to Amit Tandon, our co-founder and President, and 50,000 shares to Ajay Tandon, our co-founder, having a fair market value of $50 ($0.001/share) for cash provided and founder services rendered to us in our formation, preparation of initial incorporation documents and preparation of this registration statement

On February 8, 2011, the Company received $3,825 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing, unsecured and is due on demand.

On November 5, 2010, the Company received $750 from Amit Tandon, our co-founder and President, for costs in connection with setting up and forming the Corporation. Pursuant to the terms of the loan, the loan is non-interest bearing, unsecured and is due on demand.

On August 31, 2010, the Company received $725 from the principal stockholder, which was paid directly to the state of Nevada for incorporation costs on behalf of the Company. Pursuant to the terms of the loan, the loan is non-interest bearing, unsecured and is due on demand.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not have any independent directors. We do not have an audit committee, compensation committee or nominating committee.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended August 31, 2011 and 2010, we were billed approximately $4,950 and $3,250, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended August 31, 2011 and 2010.

Tax Fees

For the Company’s fiscal years ended August 31, 2011 and 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended August 31, 2011 and 2010.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or
•
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Report.

Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
•	may apply standards of materiality that differ from those of a reasonable investor; and

•	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number		Description
3.1		Certificate of Incorporation (1)
3.2		By-Laws (1)
10.1		Description of Verbal Management Consulting Agreement Between Emerging Growth Acquisitions I, Inc. and Amit Tandon. (1)
31.1		Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

(1) Filed as an Exhibit on Form 10 with the SEC on September 24, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGING GROWTH ACQUISITIONS I, INC.

Dated: April 5, 2012	By:	/s/ Amit Tandon
Amit Tandon President (Principal Executive Officer) (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Amit Tandon	President and Director	April 5, 2012
Amit Tandon