Form 10-Q
period 2011-11-30
Emerging Growth Acquisitions I, Inc.
filed 2012-04-05
CIK 1501804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                Accelerated filer  ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)               Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of April 5, 2012, there were 100,000 shares of Common Stock, par value $0.001 per share, outstanding.

EMERGING GROWTH ACQUISITIONS 1, INC.

QUARTERLY REPORT ON FORM 10-Q
November 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

EMERGING GROWTH ACQUISITIONS I, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF NOVEMBER 30, 2011 (UNAUDITED)AND AS OF AUGUST 31, 2011

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010 AND FOR THE PERIOD FROM JULY 19, 2010 (INCEPTION) TO NOVEMBER 30, 2011 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JULY 19, 2010 (INCEPTION) TO NOVEMBER 30, 2011 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010 AND FOR THE PERIOD FROM JULY 19, 2010 (INCEPTION) TO NOVEMBER 30, 2011 (UNAUDITED)

PAGES	6 - 10	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Emerging Growth Acquisitions I, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	November 30, 2011	August 31, 2011
	(Unaudited)

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$11,755	$10,755
Loans Payable - Related Party	5,300	5,300
Total Liabilities	17,055	16,055

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	$-	$-
Common stock, $0.001 par value; 100,000,000 shares authorized, 100,000 shares and 100,000 shares
issued and outstanding, respectively	100	100
Additional paid-in capital	35,791	29,211
Deficit accumulated during the development stage	(52,946)	(45,366)
Total Stockholders' Deficiency	(17,055)	(16,055)

Total Liabilities and Stockholders' Deficiency	$-	$-

See accompanying notes to condensed unaudited financial statements

Emerging Growth Acquisitions I, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the period from July 19, 2010(Inception) to
	November 30, 2011	November 30, 2010	November 30, 2011
Operating Expenses
Professional fees	$900	$5,775	$12,634
General and administrative	6,600	7,494	40,021
Total Operating Expenses	7,500	13,269	52,655

Loss from Operations	(7,500)	(13,269)	(52,655)

Other Expense
Interest Expense	(80)	(11)	(291)

Total Other Expense	(80)	(11)	(291)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(7,580)	(13,280)	(52,946)

Provision for Income Taxes	-	-	-

NET LOSS	$(7,580)	$(13,280)	$(52,946)

Net Loss Per Share - Basic and Diluted	$(0.08)	$(0.13)	$(0.53)

Weighted average number of shares outstanding	100,000	100,000	100,000
during the period - Basic and Diluted

See accompanying notes to condensed unaudited financial statements

Emerging Growth Acquisitions I, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the period from July 19, 2010 (Inception) to November 30, 2011
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during the	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance July 19, 2010	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founders ($0.001 per share)	-	-	100,000	100	-	-	100

In kind contribution of services	-	-	-	-	3,000	-	3,000

In kind contribution of interest	-	-	-	-	3	-	3

Net loss for the period July 19, 2010 (Inception) to August 31, 2010	-	-	-	-	-	(3,828)	(3,828)

Balance, August 31, 2010	-	-	100,000	100	3,003	(3,828)	(725)

In kind contribution of services	-	-	-	-	26,000	-	26,000

In kind contribution of interest	-	-	-	-	208	-	208

Net loss for the year ended August 31, 2011	-	-	-	-	-	(41,538)	(41,538)

Balance, August 31, 2011	-	-	100,000	100	29,211	(45,366)	(16,055)

In kind contribution of services	-	-	-	-	6,500	-	6,500

In kind contribution of interest	-	-	-	-	80	-	80

Net loss for the three months ended November 30, 2011	-	-	-	-	-	(7,580)	(7,580)

Balance, November 30, 2011	-	$-	100,000	$100	$35,791	$(52,946)	$(17,055)

See accompanying notes to condensed unaudited financial statements

Emerging Growth Acquisitions I, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		For the period from July 19, 2010(Inception) to
	November 30, 2011	November 30, 2010	November 30, 2011
Cash Flows Used in Operating Activities:
Net Loss	$(7,580)	$(13,280)	$(52,946)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	6,500	6,500	35,500
In-kind contribution of interest	80	11	291
Shares issued to founder for services	-	-	100
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	1,000	6,019	11,755
Net Cash Used In Operating Activities	-	(750)	(5,300)

Cash Flows From Financing Activities:
Proceeds from loan payable- Related party	-	750	5,300
Net Cash Provided by Financing Activities	-	750	5,300

Net Increase in Cash	-	-	-

Cash at Beginning of Period	-	-	-

Cash at End of Period	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

EMERGING GROWTH ACQUISITIONS I, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2011
(UNAUDITED)

NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation.

Emerging Growth Acquisitions I, Inc.,(a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on July 19, 2010.  The Company was formed to provide business services and financing to emerging growth entities.

Activities during the development stage include developing the business plan and raising capital.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At November 30, 2011 and August 31, 2011, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of November 30, 2011 and 2010 there were no common share equivalents outstanding.

EMERGING GROWTH ACQUISITIONS I, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2011
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

EMERGING GROWTH ACQUISITIONS I, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2011
(UNAUDITED)

NOTE 2         STOCKHOLDERS’ EQUITY

(A) In-Kind Contribution

For the three months ended November 30, 2011, shareholders of the Company contributed services having a fair value of $6,500 (See Note 4).  The fair value of the services was based on the estimate contributed by the shareholders. The $6,500 of services contributed by the shareholders is included in operating expenses. This amount represents the fair value assigned to general and administrative services provided by the shareholders to handle the day to day responsibilities of the Company, as well as various filing fees (See Note 4).

For the three months ended November 30, 2011, the Company recorded $80 of imputed interest related to shareholder loan payable as an in-kind contribution (See Note 4).

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
AS OF NOVEMBER 30, 2011
(UNAUDITED)

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

NOTE 4         RELATED PARTY TRANSACTIONS

For the three months ended November 30, 2011, shareholders of the Company contributed services having a fair value of $6,500 (See Note 2(A)).

For the three months ended November 30, 2011, the Company recorded $80 of imputed interest related to shareholder loan payable as an in-kind contribution (See Note 2(A)).

For the year ended August 31, 2011, shareholders of the Company contributed services having a fair value of $26,000 (See Note 2(A)).

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

EMERGING GROWTH ACQUISITIONS I, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2011
(UNAUDITED)

On July 19, 2010, the Company issued 50,000 shares of common stock to its co -founder  and Chief Financial Officer having a fair value of $50 ($0.001/share) in exchange for services and cash provided (See Note 2 (B)).

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

NOTE 5         GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with no operations, used cash in operations of $5,300 from inception, has a net loss since inception of $52,946 and a working capital and stockholders’ deficit of $17,055.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through shareholder loans and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6         SUBSEQUENT EVENT

During April 2012, a principal stockholder loaned the Company $2,450. The loan is non-interest bearing, unsecured and due on demand.

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

Results of Operations

For the three months ended November 30, 2011 and 2010

Revenues

We had no revenues for the three months ended November 30, 2011 and November 30, 2010.  We are in the development stage and no revenue activities have begun yet.

Operating expenses

We incurred $7,500 in operating expenses, including professional fees and general administrative costs, during the three-month period ending November 30, 2011.  We incurred $13,269 in operating expenses, including professional fees and general administrative costs, during the three-month period ending November 30, 2010.

Net Loss

Our operating results have recognized a loss in the amount of $7,580 and $13,280 for the three months ended November 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

As of April 5, 2012 the Company has no cash on hand.  The Company does not have enough cash to continue operations for the next twelve months.

Cash provided by financing activities was $0 for the three-month period ended November 30, 2011.

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

Going Concern

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with no operations, used cash in operations of $5,300 from inception and has a net loss since inception of $52,946. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through shareholder loans and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the three months ended November 30, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGING GROWTH ACQUISITIONS I, INC.

Date: April 5, 2012	By:	/s/ Amit Tandon
Amit Tandon President
(Principal Executive Officer) (Principal Financial Officer)