Form 10-Q
period 2012-02-29
Emerging Growth Acquisitions I, Inc.
filed 2012-04-05
CIK 1501804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

or

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

EMERGING GROWTH ACQUISITIONS 1, INC.

QUARTERLY REPORT ON FORM 10-Q
February 29, 2012

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

EMERGING GROWTH ACQUISITIONS I, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF FEBRUARY 29, 2012, (UNAUDITED)AND AS OF AUGUST 31, 2011

PAGE	3	CONDENSED STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUAURY 28, 2011 AND FOR THE PERIOD FROM JULY 19, 2010 (INCEPTION) TO FEBRUARY 29, 2012 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JULY 19, 2010 (INCEPTION) TO FEBRUARY 29, 2012 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011 AND FOR THE PERIOD FROM JULY 19, 2010 (INCEPTION) TO FEBRUARY 29, 2012 (UNAUDITED)

PAGES	6 - 10	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Emerging Growth Acquisitions I, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	February 29, 2012	August 31, 2011
	(Unaudited)

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$11,755	$10,755
Loans Payable - Related Party	5,300	5,300
Total Liabilities	17,055	16,055

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	$-	$-
Common stock, $0.001 par value; 100,000,000 shares authorized, 100,000 shares and 100,000 shares
issued and outstanding, respectively	100	100
Additional paid-in capital	42,370	29,211
Deficit accumulated during the development stage	(59,525)	(45,366)
Total Stockholders' Deficiency	(17,055)	(16,055)

Total Liabilities and Stockholders' Deficiency	$-	$-

See accompanying notes to condensed unaudited financial statements

Emerging Growth Acquisitions I, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the period from July 19, 2010(Inception) to
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011	February 29, 2012
Operating Expenses
Professional fees	$-	$2,038	$900	$7,813	$12,633
General and administrative	6,500	7,730	13,100	15,224	46,522
Total Operating Expenses	6,500	9,768	14,000	23,037	59,155

Loss from Operations	(6,500)	(9,768)	(14,000)	(23,037)	(59,155)

Other Expense
Interest Expense	(79)	(37)	(159)	(48)	(370)

Total Other Expense	(79)	(37)	(159)	(48)	(370)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(6,579)	(9,805)	(14,159)	(23,085)	(59,525)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(6,579)	$(9,805)	$(14,159)	$(23,085)	$(59,525)

Net Loss Per Share - Basic and Diluted	$(0.07)	$(0.10)	$(0.14)	$(0.23)	$(0.60)

Weighted average number of shares outstanding	100,000	100,000	100,000	100,000	100,000
during the period - Basic and Diluted

See accompanying notes to condensed unaudited financial statements

Emerging Growth Acquisitions I, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the period from July 19, 2010 (Inception) to Febuary 29, 2012
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during the	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance July 19, 2010	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founders ($0.001 per share)	-	-	100,000	100	-	-	100

In kind contribution of services	-	-	-	-	3,000	-	3,000

In kind contribution of interest	-	-	-	-	3	-	3

Net loss for the period July 19, 2010 (Inception) to August 31, 2010	-	-	-	-	-	(3,828)	(3,828)

Balance, August 31, 2010	-	-	100,000	100	3,003	(3,828)	(725)

In kind contribution of services	-	-	-	-	26,000	-	26,000

In kind contribution of interest	-	-	-	-	208	-	208

Net loss for the year ended August 31, 2011	-	-	-	-	-	(41,538)	(41,538)

Balance, August 31, 2011	-	-	100,000	100	29,211	(45,366)	(16,055)

In kind contribution of services	-	-	-	-	13,000	-	13,000

In kind contribution of interest	-	-	-	-	159	-	159

Net loss for the six months ended February 29, 2012	-	-	-	-	-	(14,159)	(14,159)

Balance, February 29, 2012	-	$-	100,000	$100	$42,370	$(59,525)	$(17,055)

See accompanying notes to condensed unaudited financial statements

Emerging Growth Acquisitions I, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended		For the period from July 19, 2010(Inception) to
	February 29, 2012	February 28, 2011	February 29, 2012
Cash Flows Used in Operating Activities:
Net Loss	$(14,159)	$(23,085)	$(59,525)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	13,000	13,000	42,000
In-kind contribution of interest	159	48	370
Shares issued to founder for services	-	-	100
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	1,000	5,462	11,755
Net Cash Used In Operating Activities	-	(4,575)	(5,300)

Cash Flows From Financing Activities:
Proceeds from loan payable- Related party	-	4,575	5,300
Net Cash Provided by Financing Activities	-	4,575	5,300

Net Increase in Cash	-	-	-

Cash at Beginning of Period	-	-	-

Cash at End of Period	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

EMERGING GROWTH ACQUISITIONS I, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF  FEBRUARY 29, 2012
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At February 29, 2012 and August 31, 2011, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of February 29, 2012 and February 28, 2011there were no common share equivalents outstanding.

EMERGING GROWTH ACQUISITIONS I, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF  FEBRUARY 29, 2012
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

EMERGING GROWTH ACQUISITIONS I, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF  FEBRUARY 29, 2012
(UNAUDITED)

NOTE 2          STOCKHOLDERS’ EQUITY

(A) In-Kind Contribution

For the six months ended February 29, 2012, shareholders of the Company contributed services having a fair value of $13,000 (See Note 4).  The fair value of the services was based on the estimate contributed by the shareholders. The $13,000 of services contributed by the shareholders is included in operating expenses. This amount represents the fair value assigned to general and administrative services provided by the shareholders to handle the day to day responsibilities of the Company, as well as various filing fees.

For the six months ended February 29, 2012, the Company recorded $159 of imputed interest related to shareholder loan payable as an in-kind contribution (See Note 4).

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
AS OF  FEBRUARY 29, 2012
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

NOTE 4         RELATED PARTY TRANSACTIONS

For the six months ended February 29, 2012, shareholders of the Company contributed services having a fair value of $13,000 (See Note 2(A)).

For the six  months ended February 29, 2012, the Company recorded $159 of imputed interest related to shareholder loan payable as an in-kind contribution (See Note 2 (A)).

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
AS OF  FEBRUARY 29, 2012
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

NOTE 5         GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with no operations, used cash in operations of $5,300 from inception, has a net loss since inception of $59,525 and a working capital and stockholders’ deficit of $17,055. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through shareholder loans and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

For the three and six months ended February 29, 2012 and February 28, 2011

Revenues

We had no revenues for the three and six months ended February 29, 2012 and February 28, 2011.  We are in the development stage and no revenue activities have begun yet.

Operating expenses

We incurred $6,500 and $14,000 in operating expenses, including professional fees and general administrative costs, during the three and six month period ending February 29, 2012, respectively.  We incurred $9,768 and $23,037 in operating expenses, including professional fees and general administrative costs, during the three and six month period ending February 28, 2011, respectively.

Net Loss

Our operating results have recognized a loss in the amount of $6,579 and $14,159 for the three and six months ended February 29, 2012, respectively. Our operating results have recognized a loss in the amount of $9,805 and $23,085 for the three and six months ended February 29, 2012, respectively.

Liquidity and Capital Resources

As of April 5, 2012 the Company has no cash on hand.  The Company does not have enough cash to continue operations for the next twelve months.

Cash provided by financing activities was $0 for the three and six month period ended February 29, 2012.

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

Going Concern

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with no operations, used cash in operations of $5,300 from inception and has a net loss since inception of $59,525. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through shareholder loans and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the six months ended February 29, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the six months ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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