Form 10-Q
period 2012-05-31
Bama Biotech, Inc.
filed 2012-07-13
CIK 1501804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to __________

Commission file number: 000-53875

BAMA BIOTECH, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3492854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No.29, 448 Minzu Road, Bama County, Bama Yaozu Autonomous County, Guangxi Province, China	N/A
(Address of principal executive offices)	(Zip Code)

86-778-621-1529
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

As of July 13, 2012, there were 100,000 shares of Common Stock, par value $0.001 per share, outstanding.

BAMA BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q
May 31, 2012

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

BAMA BIOTECH, INC.
(f/k/a EMERGING GROWTH ACQUISITIONS I, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MAY 31, 2012, (UNAUDITED) AND AS OF AUGUST 31, 2011

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2012 AND 2011 AND FOR THE PERIOD FROM JULY 19, 2010 (INCEPTION) TO MAY 31, 2012 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JULY 19, 2010 (INCEPTION) TO MAY 31, 2012 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MAY 31, 2012 AND 2011 AND FOR THE PERIOD FROM JULY 19, 2010 (INCEPTION) TO MAY 31, 2012 (UNAUDITED)

PAGES	5 - 10	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Bama Biotech, Inc.
(f/k/a Emerging Growth Acquisitions I, Inc.)
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	May 31, 2012	August 31, 2011
	(Unaudited)

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$300	$10,755
Note Payable	3,125	-
Note Payable - Related Party	-	5,300
Total Liabilities	3,425	16,055

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 500,000,000 shares authorized,
none issued and outstanding	$-	$-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 100,000 shares and 100,000 shares
issued and outstanding, respectively	100	100
Additional paid-in capital	64,207	29,211
Deficit accumulated during the development stage	(67,732)	(45,366)
Total Stockholders' Deficiency	(3,425)	(16,055)

Total Liabilities and Stockholders' Deficiency	$-	$-

See accompanying notes to condensed unaudited financials statements

Bama Biotech, Inc.
(f/k/a Emerging Growth Acquisitions I, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the period from July 19, 2010(Inception) to
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011	May 31, 2012
Operating Expenses
Professional fees	$12,200	$2,182	$13,100	$9,995	$24,833
General and administrative	6,936	7,500	20,036	22,724	53,458
Vendor settlement	(10,966)	-	(10,966)	-	(10,966)
Total Operating Expenses	8,170	9,682	22,170	32,719	67,325

Loss from Operations	(8,170)	(9,682)	(22,170)	(32,719)	(67,325)

Other Income/(Expense)
Interest expense	(37)	(80)	(196)	(128)	(407)

Total Other Income/(Expense)	(37)	(80)	(196)	(128)	(407)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(8,207)	(9,762)	(22,366)	(32,847)	(67,732)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(8,207)	$(9,762)	$(22,366)	$(32,847)	$(67,732)

Net Loss Per Share - Basic and Diluted	$(0.08)	$(0.10)	$(0.22)	$(0.33)

Weighted average number of shares outstanding	100,000	100,000	100,000	100,000
during the period - Basic and Diluted

See accompanying notes to condensed unaudited financials statements

Bama Biotech, Inc.
(f/k/a Emerging Growth Acquisitions I, Inc.)
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the period from July 19, 2010 (Inception) to May 31, 2012
(Unaudited)

						Deficit
	Preferred stock		Common stock		Additional	accumulated during the	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance July 19, 2010	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founders ($0.001 per share)	-	-	100,000	100	-	-	100

In kind contribution of services	-	-	-	-	3,000	-	3,000

In kind contribution of interest	-	-	-	-	3	-	3

Net loss for the period July 19, 2010 (Inception) to August 31, 2010	-	-	-	-	-	(3,828)	(3,828)

Balance, August 31, 2010	-	-	100,000	100	3,003	(3,828)	(725)

In kind contribution of services	-	-	-	-	26,000	-	26,000

In kind contribution of interest	-	-	-	-	208	-	208

Net loss for the year ended August 31, 2011	-	-	-	-	-	(41,538)	(41,538)

Balance, August 31, 2011	-	-	100,000	100	29,211	(45,366)	(16,055)

In kind contribution of services	-	-	-	-	15,800	-	15,800

In kind contribution of interest	-	-	-	-	196	-	196

Loans forgiven by principal stockholders	-	-	-	-	7,750	-	7,750

Payment of accounts payable by a related party on Company's behalf	-	-	-	-	11,250	-	11,250

Net loss for the nine months ended May 31, 2012	-	-	-	-	-	(22,366)	(22,366)

Balance, May 31, 2012	-	$-	100,000	$100	$64,207	$(67,732)	$(3,425)

See accompanying notes to condensed unaudited financials statements

Bama Biotech, Inc.
(f/k/a Emerging Growth Acquisitions I, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended		For the period from July 19, 2010(Inception) to
	May 31, 2012	May 31, 2011	May 31, 2012
Cash Flows Used in Operating Activities:
Net Loss	$(22,366)	$(32,847)	$(67,732)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	15,800	19,500	44,800
In-kind contribution of interest	196	128	407
Shares issued to founder for services	-	-	100
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	(10,455)	8,644	300
Net Cash Used In Operating Activities	(16,825)	(4,575)	(22,125)

Cash Flows From Financing Activities:
Contribution of capital by principal stockholder	11,250	-	11,250
Proceeds from note payable	3,125	-	3,125
Proceeds from note payable- Related party	2,450	4,575	7,750
Net Cash Provided by Financing Activities	16,825	4,575	22,125

Net Increase in Cash	-	-	-

Cash at Beginning of Period	-	-	-

Cash at End of Period	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

On April 5, 2012, the Company's former principal stockholder forgave loans of $7,750 upon completion of the change in control.  The forgiven loans were treated as contribution to additional paid in capital.

See accompanying notes to condensed unaudited financials statements

BAMA BIOTECH, INC.
(f/k/a EMERGING GROWTH ACQUISITIONS I, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2012
(UNAUDITED)

NOTE 1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation.

Bama Biotech, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on July 19, 2010 under the name of Emerging Growth Acquisitions I, Inc.  The Company was formed to provide business services and financing to emerging growth entities.

On April 10, 2012, the Company amended its articles of incorporation to change its name to Bama Biotech, Inc.

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

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Significant estimates include the valuation of deferred taxes assets and the valuation of in kind contribution of services and interest.  Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At May 31, 2012 and August 31, 2011, the Company had no cash equivalents.

BAMA BIOTECH, INC.
(f/k/a EMERGING GROWTH ACQUISITIONS I, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2012
(UNAUDITED)

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of May 31, 2012 and 2011 there were no common share equivalents outstanding.

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

(H) Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1,2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

BAMA BIOTECH, INC.
(f/k/a EMERGING GROWTH ACQUISITIONS I, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2012
(UNAUDITED)

NOTE 2             STOCKHOLDERS’ EQUITY

(A) In-Kind Contribution

For the three months ended May 31, 2012, a shareholder of the Company contributed services having a fair value of $300 (See Note 5).

For the nine months ended May 31, 2012, the former controlling stockholders of the Company contributed services having a fair value of $15,500 (See Note 5).  The fair value of the services was based on the estimate contributed by the shareholders. The value of services contributed by the former shareholders is included in operating expenses. This amount represents the fair value assigned to general and administrative services provided by the shareholders to handle the day to day responsibilities of the Company, as well as various filing fees.

For the nine months ended May 31, 2012, the Company recorded $196 of imputed interest related to shareholder loan payable as an in-kind contribution (See Note 5).

For the year ended August 31, 2011, shareholders of the Company contributed services having a fair value of $26,000 (See Note 5).  The fair value of the services was based on the estimate contributed by the shareholders. The $26,000 of services contributed by the shareholders is included in operating expenses. This amount represents the fair value assigned to general and administrative services provided by the shareholders to handle the day to day responsibilities of the Company, as well as various filing fees.

For the year ended August 31, 2011, the Company recorded $208 of imputed interest related to shareholder loan payable as an in-kind contribution (See Note 5).

For the period ended August 31, 2010, shareholders of the Company contributed services having a fair value of $3,000 (See Note 5).  The fair value of the services was based on the estimate contributed by the shareholders.  The $3,000 of services contributed by the shareholders is included in operating expenses.  This amount represents the fair value assigned to general and administrative services provided by the shareholders to handle the day to day responsibilities of the Company, as well as various filing fees.

For the period ended August 31, 2010, the Company recorded $3 of imputed interest related to shareholder loan payable as an in-kind contribution (See Note 5).

BAMA BIOTECH, INC.
(f/k/a EMERGING GROWTH ACQUISITIONS I, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2012
(UNAUDITED)

(B) Stock Issued for Services

On July 19, 2010, the Company issued 50,000 shares of common stock to its co-founder and Chief Financial Officer having a fair value of $50 ($0.001/share) in exchange for services provided (See Note 5).

On July 19, 2010, the Company issued 50,000 shares of common stock to a co-founder having a fair value of $50 ($0.001/share) in exchange for services provided (See Note 5).

(C) Amendment to Articles of Incorporation

On April 10, 2012, the Company amended its Articles of Incorporation to change its name to Bama Biotech, Inc.  Effective the same date, the Company's authorized capital was changed from 100,000,000 of common shares $0.001 par value to 1,000,000,000 common shares and from 10,000,000 of preferred shares $0.001 par value to 500,000,000 preferred shares authorized.

(D) Expenses paid on Company’s’ behalf

During the nine months ended May 31, 2012, the former controlling stockholders (prior to the Purchase Agreement) paid $11,250 of accounts payable and forgave a related party note payable of $7,750 on the Company’s behalf, The $19,000 was recorded as an in kind contribution of capital (See Notes 3 and 5).

NOTE 3             NOTE PAYABLE – RELATED PARTY

During the nine months ended May 31, 2012, the former controlling stockholders forgave loans of $7,750 and this was recorded by the Company as contributed capital (See Notes 2D and 3).

On April 2, 2012 the Company received $2,450 from a former principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing, unsecured and is due on demand (See Note 5).

On February 8, 2011, the Company received $3,825 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing, unsecured and is due on demand (See Note 5).

On November 5, 2010, the Company received $750 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing, unsecured and is due on demand (See Note 5).

On August 31, 2010, the Company received $725 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing, unsecured and is due on demand (See Note 5).

BAMA BIOTECH, INC.
(f/k/a EMERGING GROWTH ACQUISITIONS I, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2012
(UNAUDITED)

NOTE 4             NOTE PAYABLE

During the nine months ended May 31, 2012, an unrelated party paid expenses of $3,125 on behalf of the Company in exchange for a non-interest bearing note. The note is due on demand and unsecured and as of May 31, 2012, $3,125 was due.

NOTE 5             RELATED PARTY TRANSACTIONS

For the three months ended May 31, 2012, a shareholder of the Company contributed services having a fair value of $300 (See Note 2(A)).

For the nine months ended May 31, 2012, the former controlling stockholders of the Company contributed services having a fair value of $15,500 (See Note 2(A)).

For the nine months ended May 31, 2012, the Company recorded $196 of imputed interest related to shareholder loan payable as an in-kind contribution (See Note 2 (A)).

During the nine months ended May 31, 2012, the former controlling stockholders (prior to the Purchase Agreement) forgave loans of $7,750 and this was recorded by the Company as contributed capital. (See Notes 2(D) and 3)

On April 2, 2012 the Company received $2,450 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing, unsecured and is due on demand (See Notes 2(A) and 3).

For the year ended August 31, 2011, shareholders of the Company contributed services having a fair value of $26,000 (See Notes 2(A) and 5).

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

BAMA BIOTECH, INC.
(f/k/a EMERGING GROWTH ACQUISITIONS I, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2012
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

NOTE 6             GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with minimal operations, used cash in operations of $22,125 from inception and has a net loss since inception of $67,732. There is also a working capital and stockholders’ deficiency of $3,425.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through shareholder loans and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7             SUBSEQUENT EVENT

Subsequent to May 31, 2012, an unrelated party paid expenses of $600 on behalf of the Company in exchange for a non-interest bearing note. The note is due on demand and unsecured.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

History

Bama Biotech, Inc. (the “Company”) was incorporated as Emerging Growth Acquisitions I, Inc. in the State of Nevada on July 19, 2010 (“Inception”) by Amit Tandon and Anjay Tandon as a vehicle to pursue a business combination.  The Company had no operations and was considered a “blank check” company.

On April 5, 2012, the Company, and its founders, Amit Tandon and Ajay Tandon signed a purchase agreement (the “Purchase Agreement”) with Shuairui Qiu (“Qiu”), whereby Qiu purchased 100,000 shares of the Company’s common stock, which then represented, and still represents, 100% of the issued and outstanding shares of common stock of the Company for $20,000 (the “Purchase Price”). The Purchase Price was transferred to Amit Tandon and Ajay Tandon on April 6, 2012.

Concurrently with the closing of the Stock Purchase Agreement, Amit Tandon submitted to the Company a resignation letter pursuant to which he resigned from his positions as the Company’s President, CEO, CFO and Director of the Company. The Company’s Board of Directors (the “Board”) appointed Shuairui Qiu as the Company’s President, CEO, CFO and sole Director.

The Company was a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act) immediately before the change of control pursuant to the Purchase Agreement and remains one after as well, as the business of the Company remained the same.

On April 10, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation to change its name from “Emerging Growth Acquisitions I, Inc.” to “Bama Biotech, Inc.” and to increase the authorized shares of common stock of the Company from 100,000,000 to 1,000,000,000 and the preferred shares of the Company from 10,000,000 to 500,000,000. The Amendment was effective as of April 10, 2012.

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

The Company was organized as, and remains, a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Qiu. As of this date the Company has not entered into any definitive agreement with any party, other than the Purchase Agreement, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

The present stockholder of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, the Company's director may resign and one or more new directors may be appointed without any vote by other stockholders, if there are any.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. Our sole officer and director, Shuairui Qiu, has agreed not to be compensated as he seeks business combinations. We anticipate providing limited compensation to our affiliate(s), approximately between 5% and 10% of any funds received, including amounts paid for reimbursement for services rendered, post-transaction employment, capital advances, and expenses incurred by our affiliates as we seek a business combination. However, at this time there is no written agreement to provide compensation to any of our affiliate(s).

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

Results of Operations

For the three and nine months ended May 31, 2012 and 2011, respectively

Revenues

We had no revenues for the three and nine months period ended May 31, 2012, respectively.  We are in the development stage and no revenue activities have begun yet.

Operating expenses

We incurred $8,170 and $22,170 in operating expenses, including professional fees and general administrative costs, during the three and nine month period ending May 31, 2012, respectively.  We incurred $9,682 and $32,719 in operating expenses, including professional fees and general administrative costs, during the three and nine month period ending May 31, 2011, respectively.

Net Loss

Our operating results have recognized a loss in the amount of $8,207 and $22,366 for the three and nine months ended May 31, 2012, respectively. Our operating results have recognized a loss in the amount of $9,762 and $32,847 for the three and nine months ended May 31, 2011, respectively.

Liquidity and Capital Resources

As of May 31, 2012 the Company has no cash on hand.  The Company does not have enough cash to continue operations for the next twelve months.

Cash used in operating activities and provided by financing activities was $16,825 for the nine month period ended May 31, 2012.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid for by Shuairui Qiu, our sole officer and director. We currently have no written contractual agreements in place with Ms. Qui to provide such funding.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Going Concern

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with minimal operations, used cash in operations of $22,125 from inception and has a net loss since inception of $67,732. There is also a working capital and stockholders’ deficiency of $3,425. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through shareholder loans and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the nine months ended May 31, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the nine months ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

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

BAMA BIOTECH, INC.

Date: July 13, 2012	By:	/s/ Shuairui Qiu
Shuairui Qiu President
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)